Form 10-Q/A
period 2020-06-30
Broadstone Acquisition Corp.
filed 2020-11-16
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Broadstone Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was originally filed on October 26, 2020 (the “Original Filing”), is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this Amendment provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment is being filed within the time period provided by Rule 405(f)(2) of Regulation S-T.

No other changes have been made to the Original Filing. This Amendment does not reflect subsequent events occurring after the date of the Original Filing.

ITEM 6.	EXHIBITS.

No.	Description of Exhibit
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 16, 2020	BROADSTONE ACQUISITION CORP.

	By:	/s/ Marc Jonas
	Name:	Marc Jonas
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2020

	By:	/s/ Edward Hawkes
	Name:	Edward Hawkes
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)