Form 10-K/A
period 2020-12-31
Broadstone Acquisition Corp.
filed 2021-06-10
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from              to

Commission file number: 001-39506

BROADSTONE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Portman Mews South Marylebone, London W1H 6AY United Kingdom
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +44 (0) 207 725 0800

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 9, 2021, the Registrant had 30,530,301 Class A ordinary shares, $0.0001 par value per share, and 7,632,575 Class B ordinary shares, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Broadstone Acquisition Corp. (“we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10–K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from May 13, 2020 (inception) through December 31, 2020. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

Background of Restatement

We are filing this Amendment to address matters discussed in the SEC’s April 12, 2021 Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333-245663), filed in connection with the Company’s initial public offering, declared effective by the SEC on September 10, 2020).

After considering the SEC Statement, we have concluded that there are misstatements in our previously filed financial statements.. The guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, management concluded that the Warrants should be accounted for as a derivative liability. The warrant agreement includes a provision (the “Replacement of Securities Upon Reorganization”) of which application of such provision could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both public warrants and private placement warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of the Company’s common stock would be entitled to cash. Thus, these provisions preclude the Company from classifying the Warrants in stockholders’ equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as a derivative lability on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. Further, ASC 815 requires that that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should be recognized as expense as incurred. Accordingly, a portion of the offering costs previously included in equity have been reclassed to expense for the period from May 13, 2020 (inception) through December 31, 2020.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in any of the Affected Periods (as defined below) or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the reported periods.

Effect of the Restatement on Financial Statements

See “Note 2. Restatement of Previously Issued Financial Statements” to our financial statements in “Item 8.  Financial Statements and Supplementary Data” contained herein for a description of the effect of the restatement on the following financial statements and related footnote disclosures (collectively, the “Affected Periods”):

●	As of December 31, 2020 and for the period from May 13, 2020 (inception) through December 31, 2020,

●	As of October 14, 2020,

●	As of September 30, 2020 and for the period from May 13, 2020 (inception) through September 30, 2020 as well as for the three months ended September 30, 2020,

●	As of September 15, 2020.

We believe that presenting all of the amended and restated information for the periods described above in this Amendment allows investors and others to review all pertinent data in a single presentation.  We do not intend to file amendments to any of our previously filed Quarterly Reports on Form 10–Q and Form 8-K for the periods affected by the restatement of our financial statements as described above as we do not believe that restatement would provide information that would change investors’ and others’ decisions with regard to investing in our securities and, therefore, the financial statements in those reports can still be relied upon.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

In connection with the restatement of our financial statements in this Amendment, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

In light of the SEC Statement, our management reevaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based solely on the restatement of the financial statements to reclassify the warrants as described in this Explanatory Note, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Items Amended in This Filing

The following items have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K/A in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 31, 2021.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I

Item 1A. Risk Factors.

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Amendment. Other than this section, “New Risk Factors in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since March 31, 2021, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 23,371,211 warrants outstanding (comprised of 15,265,150 public warrants issued as part of the units sold in the initial public offering and 8,106,060 private placement warrants). We expect to account for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 3—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

For the period from May 13, 2020 (inception) through December 31, 2020, we had net loss of $8,766,527, which consists of operating and transaction costs of $922,064, offset by interest income on marketable securities held in the Trust Account of $8,293 and the loss from the change in fair value of warrant liabilities of $7,852,756.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 26,508,694 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $8,293 for the period from May 13, 2020 (inception) through December 31, 2020 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $8,766,527 for the period from May 13, 2020 (inception) through December 31, 2020, less income attributable to Class A ordinary shares of $8,300, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our Annual Report on Form 10-K/A and this Amendment do not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 9, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of the financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such materials can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 9, 2021	BROADSTONE ACQUISITION CORP.

	By:	/s/ Marc Jonas
Name: Marc Jonas
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hugh Osmond	Chairman and Director	June 9, 2021
Hugh Osmond

/s/ Marc Jonas	Chief Executive Officer and Director	June 9, 2021
Marc Jonas	(Principal Executive Officer)

/s/ Edward Hawkes	Chief Financial Officer and Director	June 9, 2021
Edward Hawkes	(Principal Financial and Accounting Officer)

/s/ Ian Cormack	Director	June 9, 2021
Ian Cormack

/s/ Rory Cullinan	Director	June 9, 2021
Rory Cullinan

/s/ Philip Bassett	Director	June 9, 2021
Philip Bassett

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

June 9, 2021

BROADSTONE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Current assets:
Cash	$1,605,045
Prepaid expenses	187,865
Total current assets	1,792,910
Investment held in Trust Account	305,311,303
Total Assets	$307,104,213

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$155,683
Accrued expenses	219
Total current liabilities	155,902
Warrant liability	26,175,756
Deferred underwriting commissions	10,685,605
Total liabilities	37,017,263

Commitments and Contingencies

Class A ordinary shares; 26,508,694 shares subject to possible redemption at redemption value	265,086,944

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,021,607 shares issued and outstanding (excluding 26,508,694 shares subject to possible redemption)	402
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding	763
Additional paid-in capital	13,765,368
Accumulated deficit	(8,766,527)
Total shareholders' equity	5,000,006
Total Liabilities and Shareholders' Equity	$307,104,213

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$922,064
Loss from operations	(922,064)

Other income (expense)
Income earned on investments in Trust Account	8,293
Change in fair value of warrant liabilities	(7,852,756)
Total other income (expense), net	(7,844,463)

Net loss	$(8,766,527)

Weighted average ordinary shares outstanding, basic and diluted – Class A	30,387,905
Basic and diluted net income per ordinary share - Class A	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B	7,539,714
Basic and diluted net loss per ordinary share - Class B	$(1.16)

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 13, 2020 (inception)	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of 30,530,301 units, net of warrant liabilities, underwriting discounts and offering costs	30,530,301	3,053	—	—	277,171,257	—	277,174,310
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,654,167	—	1,654,167
Class A ordinary shares subject to possible redemption	(26,508,694)	(2,651)	—	—	(265,084,293)	—	(265,086,944)
Forfeited Class B ordinary shares	—	—	(992,425)	(100)	100	—	—
Net loss	—	—	—	—	—	(8,766,527)	(8,766,527)
Balance - December 31, 2020	4,021,607	$402	7,632,575	$763	$13,765,368	$(8,766,527)	$5,000,006

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(8,766,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments in Trust Account	(8,293)
General and administrative expenses funded with note payable to related party	12,232
Change in fair value of warrant liabilities	7,852,756
Transaction costs allocable to warrant liabilities	677,570
Changes in operating assets and liabilities:
Prepaid expenses	(187,865)
Accounts payable	155,683
Accrued expenses	(74,781)
Net cash used in operating activities	(339,225)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(305,303,010)
Net cash used in investing activities	(305,303,010)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(132,713)
Proceeds received from initial public offering, gross	305,303,010
Proceeds received from private placement	8,106,060
Offering costs paid	(6,029,077)
Net cash provided by financing activities	307,247,280

Net change in cash	1,605,045

Cash - beginning of the period	-
Cash - ending of the period	$1,605,045

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable	$120,481
Deferred underwriting commissions	$10,685,605
Initial value of Class A ordinary shares subject to possible redemption	$268,023,290
Change in initial value of Class A ordinary shares subject to possible redemption	$(2,936,346)
Initial measurement of warrants issued in connection with initial public offering and private placement accounted for as liabilities	$18,620,362

The accompanying notes are integral part of these financial statements

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $305.3 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a non-interest bearing trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The net proceeds are not yet invested. If, in the future, the proceeds are held in an interest-bearing account, then the net proceeds may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $1.6 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $133,000 pursuant to the Note issued to the Sponsor (Note 4) and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of September 10, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 15,000,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”), (ii) the 8,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO, (iii) the one-half of the 530,301 units partially exercised by the Underwriters in the over-allotment option resulting in 265,151 Public Warrants being issued, and (iv) the 106,060 over-allotment the Company consummated in the second closing of the Private Placement by the Company’s Sponsor (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 7, Note 8 and Note 9). The Company previously accounted for the Warrants as components of equity.

The guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, management concluded that the Warrants should be accounted for as a derivative liability. The warrant agreement includes a provision (the “Replacement of Securities Upon Reorganization”) of which application of such provision could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both public warrants and private placement warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of the Company’s common stock would be entitled to cash. Thus, these provisions preclude the Company from classifying the Warrants in stockholders’ equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change. Further, ASC 815 requires that that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should be recognized as expense as incurred. Accordingly, a portion of the offering costs previously included in equity have been reclassed to expense for the period from May 13, 2020 (inception) through December 31, 2020.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the period indicated:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of September 15, 2020
Warrant liabilities	$—	$18,323,000	$18,323,000
Total liabilities	10,575,500	18,323,000	28,898,500
Class A ordinary shares subject to possible redemption	286,346,290	(18,323,000)	268,023,290
Class A ordinary shares	137	183	320
Additional paid-in capital	5,034,213	677,387	5,711,600
Accumulated deficit	$(35,205)	$(677,570)	$(712,775)

Balance Sheet as of September 30, 2020
Warrant liabilities	$—	$18,247,000	$18,247,000
Total liabilities	10,593,494	18,247,000	28,840,494
Class A ordinary shares subject to possible redemption	286,317,700	(18,247,000)	268,070,700
Class A ordinary shares	137	182	319
Additional paid-in capital	5,062,803	601,388	5,664,191
Accumulated deficit	$(63,794)	$(601,570)	$(665,364)

Balance Sheet as of October 14, 2020
Warrant liabilities	$—	$18,471,362	$18,471,362
Total liabilities	10,761,105	18,471,362	29,232,467
Class A ordinary shares subject to possible redemption	291,463,700	(18,471,362)	272,992,338
Class A ordinary shares	139	185	324
Additional paid-in capital	5,034,206	825,747	5,859,953
Accumulated deficit	$(63,794)	$(825,932)	$(889,726)

Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$26,175,756	$26,175,756
Total liabilities	10,841,507	26,175,756	37,017,263
Class A ordinary shares subject to possible redemption	291,262,700	(26,175,756)	265,086,944
Class A ordinary shares	140	262	402
Additional paid-in capital	5,235,304	8,530,064	13,765,368
Accumulated deficit	$(236,201)	$(8,530,326)	$(8,766,527)

Statement of Operations for the Period ended September 30, 2020
Transaction costs allocable to warrant liabilities	$55,262	$677,570	$732,832
Change in fair value of warrant liabilities	—	76,000	76,000
Other income (expense), net	2,200	76,000	78,200
Net loss	(53,062)	(601,570)	(654,632)
Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.01	$(0.10)	$(0.09)

Statement of Cash Flows for the Period ended September 30, 2020
Cash Flows from Operating Activities:
Net Loss	$(55,262)	$(601,570)	$(656,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	(76,000)	(76,000)
Transaction costs allocable to warrant liabilities	—	677,570	677,570
Non-Cash Investing and Financing Activities
Initial classification of Class A ordinary shares subject to redemption	286,317,700	(18,323,000)	267,994,700
Change in value of Class A ordinary shares subject to redemption	—	76,000	76,000
Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	$—	$18,247,000	$18,247,000

Statement of Operations for the Period ended December 31, 2020
Transaction costs allocable to warrant liabilities	$244,494	$677,570	$922,064
Change in fair value of warrant liabilities	—	(7,852,756)	(7,852,756)
Other income (expense), net	8,293	(7,852,756)	(7,844,463)
Net loss	(236,201)	(8,530,326)	(8,766,527)
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.03)	$(1.13)	$(1.16)

Statement of Changes in Shareholder’s Equity Period ended December 31, 2020
Sale of 30,530,301 Units, net of underwriting discounts and warrant liabilities – additional paid-in capital	$288,364,794	$(11,190,484)	$277,174,310
Sale of 8,106,060 private placement warrants – additional paid-in capital	8,106,060	(8,106,060)	—
Excess of purchase price paid over fair value of private placement warrants - additional paid-in capital	—	1,654,167	1,654,167

Statement of Cash Flows for the Period ended December 31, 2020
Cash Flows from Operating Activities:
Net Loss	$(236,201)	$(5,830,326)	$(6,066,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	7,852,756	7,852,756
Transaction costs allocable to warrant liabilities	—	677,570	677,570
Non-Cash Investing and Financing Activities
Initial classification of Class A ordinary shares subject to redemption	286,346,290	(18,323,000)	268,023,290
Change in value of Class A ordinary shares subject to redemption	4,916,410	(7,852,756)	(2,936,346)
Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	$—	18,620,362	$18,620,362

Note 3—Summary of Significant Accounting Policies

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Offering costs amounted to $16,935,162, of which $16,257,592 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $677,570 were charged as general and administrative expenses to the statement of operations.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 7, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 26,508,694 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Components of Equity

Upon the IPO, the Company issued Class A common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Public Warrants based on their initial fair value measurement of $11,955,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $16,935,163, to the Class A common stock. A portion of the 30,530,301 Class A common stocks are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control. Similarly, the Company first allocated the proceeds of the Private Placement Warrants based on their initial fair value measurement of $6,368,000 and then allocated the remaining proceeds of $1,654,167 to the Class A common stock as additional paid in capital.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 30,387,905, of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $8,300 for the period from May 13, 2020 (inception) through December 31, 2020 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $8,763,299 for the period from May 13, 2020 (inception) through December 31, 2020, less income attributable to Class A ordinary shares of $8,300, by the weighted average number of Class B ordinary shares outstanding for the period.

The following table reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from May 13, 2020 (inception) Through December 31, 2020
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest Income	$8,293
Net Earnings	$8,293
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A ordinary shares, Basic and Diluted	30,387,905
Earnings/Basic and Diluted Redeemable Class A ordinary shares	$0.00

Non-Redeemable Class B ordinary shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(8,774,820)
Non-Redeemable Net Loss	$(8,774,820)
Denominator: Weighted Average Non-Redeemable Class B ordinary shares
Non-Redeemable Class B ordinary shares, Basic and Diluted	7,539,714
Loss/Basic and Diluted Non-Redeemable Class B ordinary shares	$(1.16)

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

Note 4—Initial Public Offering

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

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 30,530,301 Class A ordinary shares issued and outstanding, including 26,508,694 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

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

Note 8—Warrant Liability

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)	1	$305,311,303
Liabilities:
Private Placement Warrants (2)	2	9,078,787
Public Warrants (2)	1	17,096,969

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.

(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 15, 2020, the date of the Company’s Initial Public Offering, using a Binomial Lattice based approach for both the Public Warrants and the Private Placement Warrants. Specifically, the Cox-Rubenstein-Ross (“CRR”) methodology of constructing lattice models. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), and (ii) the sale of Private Placement Warrants, and first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	September 15, 2020 (Initial Measurement)
Risk-free interest rate	0.28%
Expected term (years)	5.19
Expected volatility	16.0%
Exercise price	$11.50
Fair value of Units	$9.60

The Company’s use of a Binomial Lattice based approach required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The expected term was determined to be slightly over five years, in-line with a typical equity investor assumed holding period

•	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of business combinations by similar special purpose acquisition companies. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The fair value of the Units, which each consist of one Class A common stock and one-third of one Public Warrant, represents the closing price on the measurement date as observed from the ticker BSN.U.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Binomial Lattice based approach. Therefore, the resulting valuations for the two classes of Warrants were determined to be approximately the same. On September 15, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.797 and $0.796 per warrant, respectively. The aggregate values were $6.4 million for the Private Placement Warrants and $12.0 million for the Public Warrants.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BSN.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9.1 million and $17.1 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 13, 2020 (inception)	$—	$—	$—
Initial measurement on September 15, 2020	6,368,000	11,955,000	18,323,000
Initial measurement on October 14, 2020	83,893	209,469	293,362
Change in valuation inputs or other assumptions(1)	2,626,894	4,932,500	7,559,394
Fair value as of December 31, 2020	$9,078,787	$17,096,969	$26,175,756

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2020 when the Public Warrants were separately listed and traded.

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 9, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.