Form 10-Q
period 2021-03-31
Broadstone Acquisition Corp.
filed 2021-06-10
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 10, 2021, 30,530,301 Class A ordinary shares, par value $0.0001 per share, and 7,632,575 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BROADSTONE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,519,494	$1,605,045
Prepaid expenses	153,379	187,865
Total current assets	1,672,873	1,792,910
Investment held in Trust Account	305,315,813	305,311,303
Total Assets	$306,988,686	$307,104,213

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$271,126	$155,683
Accrued expenses	—	219
Total current liabilities	271,126	155,902
Warrant liability	16,134,241	26,175,756
Deferred underwriting commissions	10,685,605	10,685,605
Total liabilities	27,090,972	37,017,263

Commitments and Contingencies

Class A ordinary shares; 27,489,771 and 26,508,694 shares subject to possible redemption at redemption value at March 31, 2021 and December 31, 2020, respectively	274,897,708	265,086,944

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,040,530 and 4,021,607 shares issued and outstanding (excluding 27,489,771 and 26,508,694 shares subject to possible redemption) at March 31, 2021 and December 31, 2020	304	402
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding at March 31, 2021 and December 31, 2020	763	763
Additional paid-in capital	3,954,702	13,765,368
Retained earnings (accumulated deficit)	1,044,237	(8,766,527)
Total shareholders' equity	5,000,006	5,000,006
Total Liabilities and Shareholders' Equity	$306,988,686	$307,104,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$235,261
Loss from operations	(235,261)

Other income (expense)
Income earned on investments in Trust Account	4,510
Change in fair value of warrant liability	10,041,515
Total other income (expense), net	10,046,025

Net income	$9,810,764

Weighted average ordinary shares outstanding, basic and diluted – Class A	30,387,905
Basic and diluted net income per ordinary share - Class A	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B	7,539,714
Basic and diluted net loss per ordinary share - Class B	$1.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	$4,021,607	$402	$—	$763	$13,75,368	$(8,766,527)	$5,000,006
Change in value of Class A ordinary shares subject to possible redemption	(981,077)	(98)	—	—	(9,810,666)	—	(9,810,764)
Net income	—	—	—	—	—	9,810,764	9,810,764
Balance - March 31, 2021	3,040,530	$304	7,632,575	$763	$3,954,702	$1,044,237	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$9,810,764
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(4,510)
Change in fair value of warrant liabilities	(10,041,515)
Changes in operating assets and liabilities:
Prepaid expenses	34,486
Accounts payable	115,443
Accrued expenses	(219)
Net cash used in operating activities	(85,551)

Net change in cash	(85,551)

Cash - beginning of the period	1,605,045
Cash - ending of the period	$1,519,494

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions	$10,685,605
Change in Class A ordinary shares subject to redemption	$9,810,764

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 13, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Broadstone Sponsor LLP, a United Kingdom limited liability partnership (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.6 million, inclusive of approximately $10.5 million in deferred underwriting commissions (Note 4).  The Company granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 530,301 units (the “Over-Allotment Units”). On October 14, 2020, the Company completed the sale of the Over-Allotment Units to underwriters (the “Over-Allotment”), generating gross proceeds of approximately $5.3 million, and incurred additional offering costs of approximately $292,000 in underwriting fees (inclusive of approximately $186,000 in deferred underwriting commissions).

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.4 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $133,000 pursuant to the Note issued to the Sponsor (Note 4) and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $305,315,813 and 305,311,303 in cash equivalents held in the Trust Account as of March 31, 2021 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

As of March 31, 2021, and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of March 31, 2021, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 6, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31 2020, 27,478,369 and 26,508,694, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $4,510 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net income of $9,696,749 for the three months ended March 31, 2021, less income attributable to Class A ordinary shares of $4,510, by the weighted average number of Class B ordinary shares outstanding for the period.

The following table reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For The Three Months Ended March 31, 2021
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest Income	$4,510
Net Earnings	$4,510
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A ordinary shares, Basic and Diluted	30,387,905
Earnings/Basic and Diluted Redeemable Class A ordinary shares	$0.00

Non-Redeemable Class B ordinary shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$9,806,254
Non-Redeemable Net Income	$9,806,254
Denominator: Weighted Average Non-Redeemable Class B ordinary shares
Non-Redeemable Class B ordinary shares, Basic and Diluted	7,539,714
Loss/Basic and Diluted Non-Redeemable Class B ordinary shares	$1.30

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the three months ended March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Sponsor Loan

On May 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $133,000 under the Note. The Company fully repaid this balance on September 15, 2020. As of March 31, 2021, and December 31, 2020, there were no amounts outstanding on the promissory note.

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

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized $30,000 in connection with such services for the three months ended March 31, 2021 in general and administrative expenses in the accompanying statement of operations.

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

Note 6—Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, and December 31, 2020, there were 30,530,301 Class A ordinary shares issued and outstanding, including 27,489,771 and 26,508,694, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2021, and December 31, 2020, there were 7,632,575 Class B ordinary shares issued and outstanding.

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

Note 7—Warrant Liability

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account (1)	1	$305,315,813
Liabilities:
Private Placement Warrants (2)	2	5,601,287
Public Warrants (2)	1	10,532,954

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account (1)	1	$305,311,303
Liabilities:
Private Placement Warrants (2)	2	9,078,787
Public Warrants (2)	1	17,096,969

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.

(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of March 31, and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BSN.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $5.6 million and $10.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$9,078,787	$17,096,969	$26,175,756
Change in valuation inputs or other assumptions(1)	(3,477,500)	(6,54,015)	(10,041,515)
Fair value as of March 31, 2021	$5,601,287	$10,532,954	$16,134,241

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2020 when the Public Warrants were separately listed and traded. The measurement for the Private Placement Warrants remains unchanged for the three months ended March 31, 2021.

Note 9—Subsequent Events

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $9,696,749, which consists of operating and transaction costs of $235,261, offset by interest income on marketable securities held in the Trust Account of $4,510 and the gain from the change in fair value of warrant liabilities of $9,927,500.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.7 million in our operating bank account and working capital of approximately $1.4 million.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 27,478,369 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $4,510 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $9,806,254 for the three months ending March 31, 2021, less income attributable to Class A ordinary shares of $4,510, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 245663), filed in connection with the Company’s initial public offering, declared effective by the SEC on September 10, 2020).

After considering the SEC Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10Q. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred. Thus, we have identified material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As a result of the misstatements in our previously filed financial statements, we filed a Form 10-K/A with the SEC on June 10, 2021 to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from May 13, 2020 (inception) to December 31, 2020.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and December 31, 2020. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 and December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, as amended by our Form 10-K/A filed with the SEC on June 10, 2021.

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

We paid a total of $6,106,060.20 million in underwriting fees and $533,000 for other costs and expenses related to the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, the underwriters agreed to defer up to $10,685,605.35 million in underwriting fees.

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

Dated: June 10, 2021

	By:	/s/ Edward Hawkes
	Name:	Edward Hawkes
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)