Form 10-Q
period 2021-06-30
Broadstone Acquisition Corp.
filed 2021-08-13
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 30,530,301 Class A ordinary shares, par value $0.0001 per share, and 7,632,575 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BROADSTONE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and the period from May 13, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and the period from May 13, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and the period from May 13, 2020 (inception) through June 30, 2020	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$871,279	$1,605,045
Prepaid expenses	124,167	187,865
Total current assets	995,446	1,792,910
Investment held in Trust Account	305,327,735	305,311,303
Total Assets	$306,323,181	$307,104,213

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,954	$155,683
Accrued expenses	2,334,251	219
Total current liabilities	2,415,205	155,902
Warrant liabilities	28,053,559	26,175,756
Deferred underwriting commissions	10,685,605	10,685,605
Total liabilities	41,154,369	37,017,263

Commitments and Contingencies

Class A ordinary shares; 26,016,881 and 26,508,694 shares subject to possible redemption at redemption value at June 30, 2021 and December 31, 2020, respectively	260,168,806	265,086,944

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,513,420 and 4,021,607 shares issued and outstanding (excluding 26,018,981 and 26,508,694 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	451	402
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	763	763
Additional paid-in capital	18,683,457	13,765,368
Retained earnings (accumulated deficit)	(13,684,665)	(8,766,527)
Total shareholders’ equity	5,000,006	5,000,006
Total Liabilities and Shareholders’ Equity	$306,323,181	$307,104,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020 (1)	2021	2020 (1)
General and administrative expenses	$2,818,852	$10,732	$3,054,113	$10,732
Loss from operations	(2,818,852)	(10,732)	(3,054,113)	(10,732)

Other income (expense):
Income earned on investments in Trust Account	11,922	—	16,432	—
Change in fair value of warrant liability	(11,919,318)	—	(1,877,803)	—
Foreign exchange gain/(loss)	(2,654)	—	(2,654)	—
Total other income (expense), net	(11,910,050)	—	(1,864,025)	—

Net loss	$(14,728,902)	$(10,732)	$(4,918,138)	$(10,732)

Weighted average ordinary shares outstanding, basic and diluted – Class A	30,530,301	—	30,530,301	—
Basic and diluted net income per ordinary share - Class A	$0.00	$0.00	$0.00	$0.00

Weighted average ordinary shares outstanding, basic and diluted – Class B	7,632,575	7,632,575	7,632,575	7,632,575
Basic and diluted net loss per ordinary share - Class B	$(1.93)	$(0.00)	$(0.65)	$(0.00)
(1)	For the period from May 13, 2020 (inception) to June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	4,021,607	$402	7,632,575	$763	$13,765,368	$(8,766,527)	$5,000,006
Change in value of Class A ordinary shares subject to possible redemption	(981,077)	(98)	—	—	(9,810,666)	—	(9,810,764)
Net income	—	—	—	—	—	9,810,764	9,810,764
Balance - March 31, 2021 (unaudited)	3,040,530	$304	7,632,575	$763	$3,954,702	$1,044,237	$5,000,006
Change in value of Class A ordinary shares subject to possible redemption	1,472,890	147	—	—	14,728,755	—	14,728,902
Net income	—	—	—	—	—	(14,728,902)	(14,728,902)
Balance - June 30, 2021 (unaudited)	4,513,420	$451	7,632,575	$763	$18,683,457	$(13,684,665)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) TO JUNE 30, 2020

(UNAUDITED)

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – May 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of class B ordinary shares to sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(10,732)	(10,732)
Balance – June 30, 2020	—	$—	8,625,000	$863	$24,137	$(10,732)	$14,268
(1)	This number excluded up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from
		May 13, 2020
	Six Months	(inception)
	Ended	through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(4,918,138)	$(10,732)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	—	5,000
Income earned on investments in Trust Account	(16,432)	—
Change in fair value of warrant liabilities	1,877,803	—
Foreign currency exchange loss	2,654	—
Changes in operating assets and liabilities:
Prepaid expenses	63,698	—
Accounts payable	(77,383)	—
Accrued expenses	2,334,032	5,732
Net cash used in operating activities	(733,766)	—

Net change in cash	(733,766)	—

Cash - beginning of the period	1,605,045	—
Cash - ending of the period	$871,279	$—

Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to redemption	$(4,897,138)	$—
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to sponsor	$—	$25,000
Deferred offering costs included in accounts payable	$—	$23,450
Deferred offering costs included in accrued expenses	$—	$189,343
Deferred offering costs included in note payable	$—	$52,250

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 13, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Broadstone Sponsor LLP, a United Kingdom limited liability partnership (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.6 million, inclusive of approximately $10.5 million in deferred underwriting commissions (Note 3). The Company granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 530,301 units (the “Over-Allotment Units”). On October 14, 2020, the Company completed the sale of the Over-Allotment Units to underwriters (the “Over-Allotment”), generating gross proceeds of approximately $5.3 million, and incurred additional offering costs of approximately $292,000 in underwriting fees (inclusive of approximately $186,000 in deferred underwriting commissions).

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, the Company does not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 9, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital deficit of approximately $(1.4) million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $133,000 pursuant to the Note issued to the Sponsor (Note 4) and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $305,327,735 and 305,311,303 in cash equivalents held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments except for derivative warrant liabilities (see Note 8). As of June 30, 2021, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 26,016,881 and 26,508,694, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 30,530,301, of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Condensed Statements of Operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $11,922 for the three months ended June 30, 2021 and $16,432 for the six months ended June 30, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $(14,728,902) for the three months ended June 30, 2021, less income attributable to Class A ordinary shares of $11,922, by the weighted average number of Class B ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $(4,918,138) for the six months ended June 30, 2021, less income attributable to Class A ordinary shares of $16,432, by the weighted average number of Class B ordinary shares outstanding for the period.

The following table reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the
			Period
	Three	Six Months	from May 13, 2020
	Months Ended	Ended	(inception) to
	June 30, 2021	June 30, 2021	June 30, 2020
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest Income	$11,922	$16,432	$—
Net Earnings	$11,922	$16,432	$—
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A ordinary shares, Basic and Diluted	30,530,301	30,530,301	—
Earnings/Basic and Diluted Redeemable Class A ordinary shares	$0.00	$0.00	$—

Non-Redeemable Class B ordinary shares
Numerator: Net Loss minus Redeemable Net Earnings
Net loss	$(14,740,824)	$(4,934,570)	$(10,732)
Non-Redeemable Net Income	$(14,740,824)	$(4,934,570)	$(10,732)
Denominator: Weighted Average Non-Redeemable Class B ordinary shares
Non-Redeemable Class B ordinary shares, Basic and Diluted	7,632,575	7,632,575	7,632,575
Loss/Basic and Diluted Non-Redeemable Class B ordinary shares	$(1.93)	$(0.65)	$(0.00)

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

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the three months and six months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Sponsor Loan

On May 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earliest to occur of (i) December 31, 2020 or (ii) the completion of the Public Offering. The Company borrowed approximately $133,000 under the Note. The Company fully repaid this balance on September 15, 2020. Borrowings under the Promissory Note are no longer available.

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $30,000 and $60,000 in connection with such services for the three months and six months ended June 30, 2021, respectively, in general and administrative expenses in the accompanying statement of operations. There are no amounts included in accrued expenses at June 30, 2021 or December 31, 2020.

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

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination Agreement

On June 10, 2021, the Company, Broadstone Sponsor LLP, Vertical Aerospace Ltd., a Cayman Islands exempted company with limited liability (“Pubco”), Vertical Merger Sub Ltd., a Cayman Islands exempted company with limited liability and a wholly owned subsidiary of Pubco (“Merger Sub”), Vertical Aerospace Group Ltd., a private limited company incorporated in England and Wales (“Vertical”), Vincent Casey, solely in his capacity as the representative of the shareholders of Vertical and the shareholders of Vertical party thereto (the “Vertical Shareholders”) entered into a Business Combination Agreement (the “Business Combination Agreement”), which, among other things, provides for (a) the merger of the Company with Merger Sub (the “Merger”), with the Company surviving the Merger and the shareholders of the Company becoming shareholders of Pubco, which will become a new public company, and (b) upon the effectiveness of such Merger, the exchange of 100% of the outstanding ordinary shares of Vertical by the Vertical Shareholders for ordinary shares of Pubco. Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

Note 6—Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 30,530,301 Class A ordinary shares issued and outstanding, including 26,016,881 and 26,508,694, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of June 30, 2021 and December 31, 2020, there were 7,632,575 Class B ordinary shares issued and outstanding.

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call but is not obligated to the warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted).

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

BROADSTONE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8— Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account (1)	1	$305,327,735
Liabilities:
Private Placement Warrants (2)	2	9,735,378
Public Warrants (2)	1	18,318,181

		December 31,
Description	Level	2020
Assets:
Investments held in Trust Account (1)	1	$305,311,303
Liabilities:
Private Placement Warrants (2)	2	9,078,787
Public Warrants (2)	1	17,096,969
(1)	The fair value of the investments held in Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of June 30, 2021,  and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BSN.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees and make-whole provisions would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through August [ ], 2021, the date the financial statements were issued, requires potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $(14,728,902) which consists of operating and transaction costs of $2,818,852, and loss from the change in fair value of warrant liabilities of $(11,919,318) offset by interest income on investments held in the Trust Account of $11,922 and loss on foreign exchange of $(2,654).

For the six months ended June 30, 2021, we had net loss of $(4,918,138) which consists of operating and transaction costs of $3,054,113, and loss from the change in fair value of warrant liabilities of $(1,877,803) offset by interest income on marketable securities held in the Trust Account of $16,432 and loss on foreign exchange of $(2,654).

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.9 million in our operating bank account and working capital deficit of approximately $(1.4) million.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 26,016,881 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is determined by dividing the income earned on investments held in the Trust Account of $11,922 for the three months ended June 30, 2021 and $16,432 for the six months ended June 30, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $(14,728,902) for the three months ended June 30, 2021, less income attributable to Class A ordinary shares of $11,922, by the weighted average number of Class B ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is determined by dividing the net loss of $(4,918,138) for the six months ended June 30, 2021, less income attributable to Class A ordinary shares of $16,432, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. In light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements included in our Form 10-K/A, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of the previously filed financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.Risk Factors

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

We paid a total of $6,106,060 million in underwriting fees and $533,000 for other costs and expenses related to the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, the underwriters agreed to defer up to $10,685,605 million in underwriting fees.

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

Dated: August 13, 2021
	By:	/s/ Edward Hawkes
	Name:	Edward Hawkes
	Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)