Form 10-Q
period 2021-09-30
Broadstone Acquisition Corp.
filed 2021-11-15
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 30,530,301 Class A ordinary shares, par value $0.0001 per share, and 7,632,575 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BROADSTONE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash	$707,084	$1,605,045
Prepaid expenses	95,417	187,865
Total current assets	802,501	1,792,910
Investment held in Trust Account	305,332,346	305,311,303
Total Assets	$306,134,847	$307,104,213

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$80,274	$155,683
Accrued expenses	5,097,232	219
Total current liabilities	5,177,506	155,902
Warrant liabilities	25,240,908	26,175,756
Deferred underwriting commissions	10,685,605	10,685,605
Total liabilities	41,104,019	37,017,263

Commitments and contingencies

Class A ordinary shares; 30,530,301 shares subject to possible redemption at $10 per share as of September 30, 2021 and December 31, 2020	305,303,010	305,303,010

Shareholders' deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; zero issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding at September 30, 2021 and December 31, 2020	763	763
Additional paid-in capital	—	—
Accumulated deficit	(40,272,945)	(35,216,823)
Total shareholders' deficit	(40,272,182)	(35,216,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$306,134,847	$307,104,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020 (1)
General and administrative expenses	$2,955,246	$732,832	$6,009,359	$743,564
Loss from operations	(2,955,246)	(732,832)	(6,009,359)	(743,564)

Other income (expense):
Income earned on investments in Trust Account	4,611	2,200	21,043	2,200
Change in fair value of warrant liabilities	2,812,651	76,000	934,848	76,000
Foreign exchange gain/(loss)	—	—	(2,654)	—
Total other income (expense), net	2,817,262	78,200	953,237	78,200

Net loss	$(137,984)	$(654,632)	$(5,056,122)	$(665,364)

Weighted average ordinary shares outstanding, basic and diluted – Class A	30,530,301	5,217,391	30,530,301	3,404,255
Basic and diluted net loss per ordinary share - Class A	$(0.00)	$(0.05)	$(0.13)	$(0.06)

Weighted average ordinary shares outstanding, basic and diluted – Class B	7,632,575	8,625,000	7,632,575	8,257,979
Basic and diluted net loss per ordinary share - Class B	$(0.00)	$(0.05)	$(0.13)	$(0.06)
(1)	For the period from May 13, 2020 (inception) to September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

(As revised)

	Ordinary Shares				Additional		Total
	Class A(1)		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	7,632,575	$763	$—	$(35,216,823)	$(35,216,060)
Net income	—	—	—	—	—	9,810,764	9,810,764
Balance - March 31, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(25,406,059)	$(25,405,296)
Net loss	—	—	—	—	—	(14,728,902)	(14,728,902)
Balance - June 30, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(40,134,961)	$(40,134,198)
Net loss	—	—	—	—	—	(137,984)	(137,984)
Balance – September 30, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(40,272,945)	$(40,272,182)
(1)	Class A ordinary shares subject to possible redemption are classified within temporary equity (Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

(As revised)

	Ordinary Shares				Additional		Total
	Class A(1)		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(10,732)	(10,732)
Balance – June 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,732)	$14,268
Excess fair value of private placement warrants	—	—	—	—	1,654,167	—	1,654,167
Accretion of Class A ordinary Shares to redemption amount	—	—	—	—	(1,678,304)	(26,264,790)	(27,943,094)
Net loss	—	—	—	—	—	(654,632)	(654,632)
Balance – September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$—	$(26,930,154)	$(26,929,291)
(1)	Class A ordinary shares subject to possible redemption are classified within temporary equity (Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from
		May 13, 2020
	Nine Months	(inception)
	Ended	through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(5,056,122)	$(665,364)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	—	12,232
Income earned on investments in Trust Account	(21,043)	(2,200)
Change in fair value of warrant liabilities	(934,848)	(76,000)
Transactions allocated to warrant liabilities	—	677,570
Changes in operating assets and liabilities:
Prepaid expenses	92,488	(225,767)
Accounts payable	(75,409)	16,194
Accrued expenses	5,097,013	2,300
Net cash used in operating activities	(897,961)	(261,035)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(132,713)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	8,000,000
Offering costs paid	—	(5,923,016)
Net cash provided by financing activities	—	301,994,271

Net change in cash	(897,961)	1,683,236

Cash - beginning of the period	1,605,045	—
Cash - ending of the period	$707,084	$1,683,236

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions		$10,500,000
Initial measurement of warrants issued in connection with initial public offering and private placement accounted for as liabilities		$18,323,000
Offering costs paid in exchange for issuance of Class B ordinary shares to sponsor		$25,000
Offering costs included in accrued expenses		$75,000
Offering costs included in note payable		$120,481

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 13, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period from May 13, 2020 (inception) through December 31, 2020, as filed with the SEC on June 10, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. Further, as of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $(4.4) million. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Revision of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarter ended September 30, 2021, the Company concluded it should revise the amounts previously recorded as Class A ordinary shares subject to possible redemption and components of shareholders’ equity including Class A ordinary shares, Additional paid-in-capital, and Accumulated deficit. In the process of re-evaluating its financial statements, the Company revised its previously filed financial statements to classify all Class A ordinary shares as temporary equity and to record accretion on the shares of Class A ordinary shares in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity’’. The Company had previously classified 4,021,607 shares of Class A ordinary shares as permanent equity as of December 31, 2020, which are now included in temporary equity. The accompanying statement of changes in shareholders’ deficit no longer presents the change in redeemable shares to align with the presentation of all Class A redeemable ordinary shares as temporary equity.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculations to allocate net income/loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income/loss of the Company. There has been no change to the Company’s total assets, liabilities, or operating results. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation and an explanatory note will be provided.

The impact of the revision on the audited balance sheet as of December 31, 2020, is presented below.

	As Previously	Revision
Balance Sheet as of December 31, 2020	Reported	Adjustments	As Revised
Class A ordinary share subject to possible redemption	$265,086,944	$40,216,066	$305,303,010
Class A ordinary share	$402	$(402)	$—
Additional paid-in capital	$13,765,368	$(13,765,368)	$—
Accumulated deficit	$(8,766,527)	$(26,450,296)	$(35,216,823)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(40,216,066)	$(35,216,060)

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $305,332,346 and $305,311,303 in cash equivalents held in the Trust Account as of September 30, 2021 and December 31, 2020, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000, and investments held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

As of September 30, 2021, and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of September 30, 2021, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 30,530,301 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets as of December 31, 2020 and September 30, 2021, are reconciled in the following table:

Gross Proceeds	$305,303,010
Less:
Proceeds allocated to Public Warrants	(12,166,325)
Class A Ordinary Shares issuance costs	(15,776,769)
Add:
Accretion of carrying value to redemption value	27,943,094
Class A Ordinary Shares subject to possible redemption at September 30, 2021	$305,303,010

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

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculations to allocate net income/loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income/loss of the Company. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. The calculation of diluted income per ordinary stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months		For the nine months ended
	ended September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(110,387)	$(27,597)	$(4,044,898)	$(1,011,224)
Denominator:
Basic and diluted weighted average shares outstanding	30,530,301	7,632,575	30,530,301	7,632,575
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.13)	$(0.13)

			For the period
			from May 13, 2020
	For the three months		(inception) through
	ended September 30, 2020		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(249,440)	$(405,192)	$(187,863)	$(477,501)
Denominator:
Basic and diluted weighted average shares outstanding	5,309,618	8,625,000	3,404,255	8,255,357
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.06)	$(0.06)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for interest and penalties for the three months and nine months ended September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on the financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Sponsor Loan

On May 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $133,000 under the Note. The Company fully repaid this balance on September 15, 2020. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding on the Note and the facility is no longer available to the Company.

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

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recognized $30,000 and $90,000 in connection with such services for the three months and nine months ended September 30, 2021, respectively, in general and administrative expenses in the accompanying statement of operations. As of September 30, 2021, $30,000 is included in accounts payable in the condensed balance sheet.

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

Business Combination Agreement

On June 10, 2021, the Company, Broadstone Sponsor LLP, Vertical Aerospace Ltd., a Cayman Islands exempted company with limited liability (“Pubco”), Vertical Merger Sub Ltd., a Cayman Islands exempted company with limited liability and a wholly owned subsidiary of Pubco (“Merger Sub”), Vertical Aerospace Group Ltd., a private limited company incorporated in England and Wales (“Vertical”), Vincent Casey, solely in his capacity as the representative of the shareholders of Vertical and the shareholders of the Vertical thereto (the “Vertical Shareholders”) entered into a Business Combination Agreement (the “Business Combination Agreement”), which, among other things, provides for (a) the merger of the Company with Merger Sub (the “Merger”), with the Company surviving the Merger and the shareholders of the Company becoming shareholders of Pubco, which will become a new public company, and (b) upon the effectiveness of such Merger, the exchange of 100% of the outstanding ordinary shares of Vertical by the Vertical Shareholders for ordinary shares of Pubco. Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, Pubco and Broadstone entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors agreed to subscribe for and purchase, and Pubco agreed to issue and sell to such PIPE Investors, an aggregate of 9,400,000 ordinary shares, par value $0.0001 per share, of Pubco (the “Pubco Ordinary Shares”), at $10.00 per share for gross proceeds of $94,000,000 (the “PIPE Financing”) on the date of closing of the Business Combination. The Pubco Ordinary Shares to be issued under the Subscription Agreements are being issued in private placement transactions pursuant to an exemption from registration requirements of the Securities Act and have not been, and will not be, registered under the U.S. Securities Act of 1933, as amended. Pubco will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the closing of the Business Combination.

In addition, Pubco entered into a subscription agreement dated October 26, 2021 (the “Convertible Senior Secured Notes Subscription Agreement”) with a certain third-party investor (the “Convertible Senior Secured Notes Investor”), pursuant to which such investor has agreed to purchase $200 million aggregate principal amount of convertible senior secured notes, which will bear interest at a rate of 7.00% per annum for cash interest or 9.00% per annum paid-in-kind, selected at the option of the Company, will be paid semi-annually and will be convertible for Pubco ordinary shares (the “Convertible Senior Secured Notes”). In connection with the execution of the Convertible Senior Secured Notes Subscription Agreement, Pubco agreed to issue 4,000,000 warrants which will be exercisable for one Pubco Ordinary Share each, with an exercise price of $11.50 per Pubco Ordinary Share. (the “Convertible Notes Warrants”), to the Convertible Senior Secured Notes Investor immediately after Closing. The offering of the Convertible Senior Secured Notes and Convertible Notes Warrants is conditioned upon and expected to close concurrently with the closing of the Business Combination.

Note 6—Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 30,530,301 Class A ordinary shares issued and outstanding, including 30,530,301 Class A ordinary shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2021, and December 31, 2020, there were 7,632,575 Class B ordinary shares issued and outstanding.

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

Note 7—Warrant Liabilities

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

Note 8— Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in the Trust Account (1)	1	$305,332,346
Liabilities:
Private Placement Warrants (2)	2	8,754,545
Public Warrants (2)	1	16,486,363

		December 31,
Description	Level	2020
Assets:
Marketable securities held in the Trust Account (1)	1	$305,311,303
Liabilities:
Private Placement Warrants (2)	2	9,078,787
Public Warrants (2)	1	17,096,969
(1)	The fair value of the marketable securities held in the Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis and were initially measured at fair value as Level 3 financial liabilities using a Binomial Lattice based approach as of the Company’s public offering date. The subsequent measurement of the Public Warrants as of September 30, 2021,  and December 31, 2020 are classified as Level 1 due to the use of an observable market quote in an active market under the ticker BSN.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $8.8 million and $16.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities(2)
Fair value as of December 31, 2020	$9,078,787	$17,096,969	$26,175,756
Change in valuation inputs or other assumptions(1)	(324,242)	(610,606)	(934,848)
Fair value as of September 30, 2021	$8,754,545	$16,486,363	$25,240,908
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2020 when the Public Warrants were separately listed and traded. The measurement for the Private Placement Warrants remains unchanged for the nine months ended September 30, 2021.

Note 9—Subsequent Events

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than those already disclosed.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $(137,984) which consists of operating and transaction costs of $2,955,246, and gain from the change in fair value of warrant liabilities of $2,812,651 offset by interest income on marketable securities held in the Trust Account of $4,611.

For the nine months ended September 30, 2021, we had a net loss of $(5,056,122) which consists of operating and transaction costs of $6,009,359, and loss from the change in fair value of warrant liabilities of $934,848 offset by interest income on marketable securities held in the Trust Account of $21,043 and loss on foreign exchange of $(2,654).

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $(4.4) million.

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

*

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. Further, as of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $(4.4) million. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative services agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 30,530,301 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Net Income (Loss) Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

After considering the SEC Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10-Q. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred. Thus, we have identified material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. In light of the SEC Statement, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement of our previously filed financial statements included in our Form 10-K/A, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended September 30, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the restatement of our previously filed financial statements described above had not yet been remediated. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We paid a total of $6,106,060.20 in underwriting fees and $533,000 for other costs and expenses related to the Initial Public Offering and the partial exercise of the Over-Allotment Option. In addition, the underwriters agreed to defer up to $10,685,605.35 million in underwriting fees.

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

Dated: November 12, 2021
	By:	/s/ Edward Hawkes
	Name:	Edward Hawkes
	Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)