Form 10-K/A
period 2020-12-31
Broadstone Acquisition Corp.
filed 2021-11-22
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of November 19, 2021, the Registrant had 30,530,301 Class A ordinary shares, $0.0001 par value per share, and 7,632,575 Class B ordinary shares, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Broadstone Acquisition Corp. (“we”, “our”, “us” or “the Company”) previously filed its annual report for the year ended December 31, 2020 on Form 10-K/A Amendment No. 1 with the Securities and Exchange Commission (the “SEC”) on June 10, 2021. The Company previously filed its quarterly report for the quarter ended September 30, 2021 with the SEC on November 15, 2021.

Subsequently, management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital and ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. These errors impact all filings with the SEC since the Initial Public Offering.

Therefore, on November 22, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the following periods should be restated to report all Public Shares as temporary equity:

●	Balance sheets as of September 15, 2020 (audited), October 14, 2020 (unaudited) and December 31, 2020 (audited), as previously amended and filed on Form 10-K/A, as amended, filed with the SEC on June 10, 2021 (“2020 Form 10-K/A No. 1”);
●	audited financial statements included in the 2020 Form 10-K/A No. 1;
●	unaudited condensed interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as restated in the 2020 Form 10-K/A No. 1;
●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 10, 2021;
●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021; and
●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021.

The Company will restate the following financial statements in its Form 10-K/A Amendment No. 2, filed with the SEC on November 22, 2021:

●	Balance sheets as of September 15, 2020 (audited), October 14, 2020 (unaudited) and December 31, 2020 (audited), as previously amended and filed in the 2020 Form 10-K/A No. 1;
●	audited financial statements included in the 2020 Form 10-K/A No. 1; and
●	unaudited condensed interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as restated in the 2020 Form 10-K/A No. 1;

The Company will restate the following financial statements in its Form 10-Q/A, filed with the SEC on November 22, 2021:

●	Unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 10, 2021;
●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021; and
●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021.

In connection with the restatements, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and September 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of December 31, 2020 and September 30, 2021 were not effective as a result of the errors that lead to the restatements. For more information, see Item 9A – Controls and Procedures.

The change in accounting related to the errors did not have any impact on the Company’s cash, investments held in trust account, or total cash flows from operations for any of the periods referred to above.

We believe that presenting all of the amended and restated information for the affected periods in the Form 10-K/A Amendment No. 2 and Form 10-Q/A as described above allows investors and others to review all pertinent data grouped in an appropriate manner. We do not intend to file amendments to any other previously filed quarterly reports on Form 10–Q for the periods affected by the restatement of our financial statements as described above as we do not believe that restatement would provide information that would change investors’ and others’ decisions with regard to investing in our securities and, therefore, the financial statements in those reports can still be relied upon.

The following items in this Form 10-K/A have been amended as a result of this restatement:

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

New Risk Factor in this Amendment

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting for significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020 as well as the accounting for ordinary shares subject to possible redemption. These material weaknesses resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A ordinary shares subject to possible redemption, Class A ordinary shares, additional paid-in capital, accumulated deficit, basic and diluted net loss per ordinary share (Class A and Class B) and related financial disclosures for the affected periods.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified related to our accounting for significant and unusual transactions, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 30,530,301 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Warrant Liabilities

We have evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 23,371,211 ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from May13, 2020 through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, management reevaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for significant and unusual transactions, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On June 9, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. Subsequently, we identified an error related to the accounting for our ordinary shares subject to possible redemption and an error related to the calculation of earnings per share. The change in accounting related to the errors did not have any impact on the Company’s cash, investments held in trust account, or total cash flows from operations for any of the periods referred to above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the initial restatement of our previously filed financial statements described above have not yet been remediated. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements as well as ensuring that accrued expenses are properly analyzed at each period end. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting matters. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

November 22, 2021	BROADSTONE ACQUISITION CORP.

	By:	/s/ Marc Jonas
Name: Marc Jonas
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hugh Osmond	Chairman and Director	November 22, 2021
Hugh Osmond

/s/ Marc Jonas	Chief Executive Officer and Director	November 22, 2021
Marc Jonas	(Principal Executive Officer)

/s/ Edward Hawkes	Chief Financial Officer and Director	November 22, 2021
Edward Hawkes	(Principal Financial and Accounting Officer)

/s/ Ian Cormack	Director	November 22, 2021
Ian Cormack

/s/ Rory Cullinan	Director	November 22, 2021
Rory Cullinan

/s/ Philip Bassett	Director	November 22, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

June 9, 2021, except for the effects of the restatement discussed in Note 2, as to which the date is November 22, 2021

BROADSTONE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Current assets:
Cash	$1,605,045
Prepaid expenses	187,865
Total current assets	1,792,910
Investment held in Trust Account	305,311,303
Total Assets	$307,104,213

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$155,683
Accrued expenses	219
Total current liabilities	155,902
Warrant liability	26,175,756
Deferred underwriting commissions	10,685,605
Total liabilities	37,017,263

Commitments and Contingencies

Class A ordinary shares; 30,530,301 shares subject to possible redemption at $10 per share	305,303,010

Shareholders' deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; zero non-redeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding	763
Additional paid-in capital	—
Accumulated deficit	(35,216,823)
Total shareholders' deficit	(35,216,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$307,104,213

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$922,064
Loss from operations	(922,064)

Other income (expense)
Income earned on investments in Trust Account	8,293
Change in fair value of warrant liabilities	(7,852,756)
Total other income (expense), net	(7,844,463)

Net loss	$(8,766,527)

Weighted average ordinary shares outstanding, basic and diluted – Class A	14,320,851
Basic and diluted net income per ordinary share - Class A	$(0.39)

Weighted average ordinary shares outstanding, basic and diluted – Class B	8,113,263
Basic and diluted net loss per ordinary share - Class B	$(0.39)

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 13, 2020 (inception)	$—	$—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,654,167	—	1,654,167
Forfeited Class B ordinary shares	—	—	(992,425)	(100)	—	—	(100)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,678,304)	(26,450,296)	(28,128,600)
Net loss	—	—	—	—	—	(8,766,527)	(8,766,527)
Balance - December 31, 2020	—	$—	7,632,575	$763	$—	$(35,216,823)	$(35,216,060)

The accompanying notes are integral part of these financial statements

BROADSTONE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(8,766,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments in Trust Account	(8,293)
General and administrative expenses funded with note payable to related party	12,232
Change in fair value of warrant liabilities	7,852,756
Transaction costs allocable to warrant liabilities	677,570
Changes in operating assets and liabilities:
Prepaid expenses	(187,865)
Accounts payable	155,683
Accrued expenses	(74,781)
Net cash used in operating activities	(339,225)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(305,303,010)
Net cash used in investing activities	(305,303,010)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(132,713)
Proceeds received from initial public offering, gross	305,303,010
Proceeds received from private placement	8,106,060
Offering costs paid	(6,029,077)
Net cash provided by financing activities	307,247,280

Net change in cash	1,605,045

Cash - beginning of the period	—
Cash - ending of the period	$1,605,045

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable	$120,481
Deferred underwriting commissions	$10,685,605
Initial measurement of warrants issued in connection with initial public offering and private placement accounted for as liabilities	$18,620,362

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

As described in the Company’s Form 8-K filed on November 22, 2021 and in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of and for the period from May 13, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from May 13, 2020 (inception) through September 30, 2020 (collectively, the “2020 Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods and related to the Company’s calculation of earings per share. The restated financial statements are indicated as “Restated” in the audited and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2— Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 10, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 21, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, the Company’s Form 8-K filed with the SEC on October 20, 2020 (the “As Adjusted Balance Sheet”) for partial exercise of over-allotment option by the underwriters, and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K/A as filed with the SEC on June 10, 2021, as well as the Form 10-Qs for the quarterly periods ended September 30, 2020 (the “Affected Period”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021. Please see Note 3, Note 7 and Note 8, which have been updated to reflect the restatement of the financials contained in this Annual Report.

Subsequent to our previously issued Form 10-K/A on June 10, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the period indicated:

	As Reported
	As Previously
	Restated in
	10 K/A Amendment
	No. 1	Adjustment	As Restated
Balance Sheet as of September 15, 2020
Class A ordinary shares subject to possible redemption	$268,023,290	$31,976,710	$300,000,000
Class A ordinary shares	320	(320)	—
Additional paid-in capital	5,711,600	(5,711,600)	—
Accumulated deficit	(712,775)	(26,264,790)	(26,977,565)
Total shareholders’ equity (deficit)	$5,000,008	$(31,976,710)	$(26,976,702)

Balance Sheet as of September 30, 2020 (unaudited)
Class A ordinary shares subject to possible redemption	$268,070,700	$31,929,300	$300,000,000
Class A ordinary shares	319	(319)	—
Additional paid-in capital	5,664,191	(5,664,191)	—
Retained earnings (accumulated deficit)	(665,364)	(26,264,790)	(26,930,154)
Total shareholders’ equity (deficit)	$5,000,009	$(31,929,300)	$(26,929,291)

Balance Sheet as of October 14, 2020 (unaudited)
Class A ordinary shares subject to possible redemption	$272,992,338	$32,310,672	$305,303,010
Class A ordinary shares	324	(324)	—
Additional paid-in capital	5,859,953	(5,859,953)	—
Retained earnings (accumulated deficit)	(861,137)	(26,450,395)	(27,311,532)
Total shareholders’ equity (deficit)	$5,000,003	$(32,310,672)	$(27,310,669)

Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$265,086,944	$40,216,066	$305,303,010
Class A ordinary shares	402	(402)	—
Additional paid-in capital	13,765,368	(13,765,368)	—
Retained earnings (accumulated deficit)	(8,766,527)	(26,450,296)	(35,216,823)
Total shareholders’ equity (deficit)	$5,000,006	$(40,216,066)	$(35,216,060)

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Net loss	$(654,632)	$—	$(654,632)
Weighted average shares outstanding – Class A	30,000,000	(24,690,382)	5,309,618
Basic and diluted net loss per ordinary share – Class A	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding – Class B	8,625,000	—	8,625,000
Basic and diluted net loss per ordinary share – Class B	$(0.01)	$(0.04)	$(0.05)

Statement of Operations for the period from May 13, 2020 (inception) through September 30, 2020 (unaudited)
Net loss	$(665,364)	$—	$(665,364)
Weighted average shares outstanding – Class A	30,000,000	(26,752,096)	3,247,904
Basic and diluted net loss per ordinary share – Class A	$0.00	$(0.06)	$(0.06)
Weighted average shares outstanding – Class B	8,625,000	(369,643)	8,255,357
Basic and diluted net loss per ordinary share – Class B	$(0.01)	$(0.05)	$(0.06)

Statement of Operations for the period from May 13, 2020 (inception) through December 31, 2020
Net loss	$(8,766,527)	$—	$(8,766,527)
Weighted average shares outstanding – Class A	30,387,905	(16,067,054)	14,320,851
Basic and diluted net loss per ordinary share – Class A	$0.00	$(0.39)	$(0.39)
Weighted average shares outstanding – Class B	7,539,714	573,549	8,113,263
Basic and diluted net loss per ordinary share – Class B	$(1.16)	$0.77	$(0.39)

Statement of Cash Flows for the period from May 13, 2020 (inception) through September 30, 2020
Supplemental disclosure of non-cash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$267,994,700	$(267,994,700)	$—
Change in value of Class A ordinary shares subject to possible redemption	$76,000	$(76,000)	$—

Statement of Cash Flows for the period from May 13, 2020 (inception) through December 31, 2020
Supplemental disclosure of non-cash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$268,023,290	$(268,023,290)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(2,936,346)	$2,936,346	$—

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. Offering costs amounted to $16,935,162, of which $16,173,600 were charged to temporary equity upon the completion of the Initial Public Offering and $761,562 were charged as general and administrative expenses to the statement of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 30,530,301 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Components of Equity

Upon the IPO, the Company issued Class A ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Public Warrants based on their initial fair value measurement of $11,955,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $16,935,163, to the Class A ordinary shares. All of the 30,530,301 Class A ordinary shares are presented within temporary equity, as shares are subject to redemption upon the occurrence of events not solely within the Company’s control. Similarly, the Company first allocated the proceeds of the Private Placement Warrants based on their initial fair value measurement of $6,368,000 and then allocated the remaining proceeds of $1,654,167 to the Class A ordinary shares.

Net Loss Per Ordinary Share

he Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 23,371,211 shares of ordinary shares in the calculation of diluted loss per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the period
	From May 13, 2020
	(inception) through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(5,596,126)	$(3,170,401)
Denominator:
Basic and diluted weighted average shares outstanding	14,320,851	8,113,263
Basic and diluted net loss per ordinary share	$(0.39)	$(0.39)

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

Note 7—Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 30,530,301 Class A ordinary shares issued and outstanding. Of the outstanding shares of Class A ordinary shares, 30,530,301 were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity (see Note 8).

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

Note 8—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 30,530,301 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$305,303,010
Less:
Proceeds allocated to Public Warrants	(11,955,000)
Class A Ordinary Shares issuance costs	(16,173,600)
Add:
Accretion of carrying value to redemption value	28,128,600
Class A Ordinary Shares subject to possible redemption at December 31, 2020	$305,303,010

Note 9—Warrant Liabilities

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

Note 10—Fair Value Measurements

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

The key inputs into the Lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

September 15,
2020
(Initial
Input	Measurement)
Risk-free interest rate	0.28%
Expected term (years)	5.19
Expected volatility	16.0%
Exercise price	$11.50
Fair value of Units	$9.60

The Company’s use of a Binomial Lattice based approach required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be slightly over five years, in-line with a typical equity investor assumed holding period
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of business combinations by similar special purpose acquisition companies. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The fair value of the Units, which each consist of one Class A ordinary share and one-third of one Public Warrant, represents the closing price on the measurement date as observed from the ticker BSN.U.

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

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $9.1 million and $17.1 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of May 13, 2020 (inception)	$—	$—	$—
Initial measurement on September 15, 2020	6,368,000	11,955,000	18,323,000
Initial measurement on October 14, 2020	83,893	209,469	293,362
Change in valuation inputs or other assumptions(1)	2,626,894	4,932,500	7,559,394
Fair value as of December 31, 2020	$9,078,787	$17,096,969	$26,175,756
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement and the estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2020 when the Public Warrants were separately listed and traded.

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 9, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.