Form 10-Q/A
period 2021-09-30
Broadstone Acquisition Corp.
filed 2021-11-22
CIK 1815805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 22, 2021, 30,530,301 Class A ordinary shares, par value $0.0001 per share, and 7,632,575 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

Broadstone Acquisition Corp. (“we”, “our”, “us” or “the Company”) previously filed its annual report for the year ended December 31, 2020 on Form 10-K/A Amendment No. 1 with the Securities and Exchange Commission (the “SEC”) on June 10, 2021. The Company previously filed its quarterly report for the quarter ended September 30, 2021 with the SEC on November 15, 2021.

Subsequently, management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary shares while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital and ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. These reclassifications impact all filings with the SEC since the Initial Public Offering. In addition, management identified an error as it relates to the accounting for accrued expenses as of September 30, 2021 and the related general and administrative expenses for the three months ended September 30, 2021.

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

In connection with the restatements, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and September 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of December 31, 2020 and September 30, 2021 were not effective solely as a result of the errors that lead to the restatements. For more information, see Item 4 – Controls and Procedures.

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

The following items in this Form 10-Q/A have been amended as a result of this restatement:

PART I. FINANCIAL INFORMATION

BROADSTONE ACQUISITION CORP.

Form 10-Q/A

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31,2020 (As Restated)	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited) (As Restated)	2

Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited) (As Restated)

		Error! Bookmark not defined.

	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and the period from May 13, 2020 (inception) through September 30, 2020 (Unaudited) (As Restated)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(As Restated)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$707,084	$1,605,045
Prepaid expenses	95,417	187,865
Total current assets	802,501	1,792,910
Investment held in Trust Account	305,332,346	305,311,303
Total Assets	$306,134,847	$307,104,213

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$80,274	$155,683
Accrued expenses	2,762,980	219
Total current liabilities	2,843,254	155,902
Warrant liabilities	25,240,908	26,175,756
Deferred underwriting commissions	10,685,605	10,685,605
Total liabilities	38,769,767	37,017,263

Commitments and contingencies

Class A ordinary shares; 30,530,301 shares subject to possible redemption at $10 per share as of September 30, 2021 and December 31, 2020	305,303,010	305,303,010

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; zero issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,632,575 shares issued and outstanding at September 30, 2021 and December 31, 2020	763	763
Additional paid-in capital	—	—
Accumulated deficit	(37,938,693)	(35,216,823)
Total shareholders’ deficit	(37,937,930)	(35,216,060)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,134,847	$307,104,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(As Restated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020 (1)
General and administrative expenses	$620,994	$732,832	$3,675,107	$743,564
Loss from operations	(620,994)	(732,832)	(3,675,107)	(743,564)

Other income (expense):
Income earned on investments in Trust Account	4,611	2,200	21,043	2,200
Change in fair value of warrant liabilities	2,812,651	76,000	934,848	76,000
Foreign exchange gain/(loss)	—	—	(2,654)	—
Total other income (expense), net	2,817,262	78,200	953,237	78,200

Net income (loss)	$2,196,268	$(654,632)	$(2,721,870)	$(665,364)

Weighted average ordinary shares outstanding, basic and diluted – Class A	30,530,301	5,309,618	30,530,301	3,404,255
Basic and diluted net income (loss) per ordinary share - Class A	$0.06	$(0.05)	$(0.07)	$(0.06)

Weighted average ordinary shares outstanding, basic and diluted – Class B	7,632,575	8,625,000	7,632,575	8,255,357
Basic and diluted net income (loss) per ordinary share - Class B	$0.06	$(0.05)	$(0.07)	$(0.06)
(1)	For the period from May 13, 2020 (inception) to September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

(As Restated)

	Ordinary Shares				Additional		Total
	Class A(1)		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	7,632,575	$763	$—	$(35,216,823)	$(35,216,060)
Net income	—	—	—	—	—	9,810,764	9,810,764
Balance - March 31, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(25,406,059)	$(25,405,296)
Net loss	—	—	—	—	—	(14,728,902)	(14,728,902)
Balance - June 30, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(40,134,961)	$(40,134,198)
Net income	—	—	—	—	—	2,196,268	2,196,268
Balance – September 30, 2021 (unaudited)	—	$—	7,632,575	$763	$—	$(37,938,693)	$(37,937,930)
(1)	Class A ordinary shares subject to possible redemption are classified within temporary equity (Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND FOR THE PERIOD FROM MAY 13, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

(As Restated)

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

BROADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(As Restated)

		For the Period
		from
		May 13, 2020
	Nine Months	(inception)
	Ended	through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(2,721,870)	$(665,364)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related parties	—	12,232
Income earned on investments in Trust Account	(21,043)	(2,200)
Change in fair value of warrant liabilities	(934,848)	(76,000)
Transactions allocated to warrant liabilities	—	677,570
Changes in operating assets and liabilities:
Prepaid expenses	92,488	(225,767)
Accounts payable	(75,409)	16,194
Accrued expenses	2,762,761	2,300
Net cash used in operating activities	(897,961)	(261,035)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(132,713)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	8,000,000
Offering costs paid	—	(5,923,016)
Net cash provided by financing activities	—	301,994,271

Net change in cash	(897,961)	1,683,236

Cash - beginning of the period	1,605,045	—
Cash - ending of the period	$707,084	$1,683,236

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions		$10,500,000
Offering costs paid in exchange for issuance of Class B ordinary shares to sponsor		$25,000
Offering costs included in accrued expenses		$75,000
Offering costs included in note payable		$120,481

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A Amendment No. 2 for the period from May 13, 2020 (inception) through December 31, 2020, as filed with the SEC on November 22, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. Further, as of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $(2.0) million. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 —Restatement of Previously Issued Financial Statements

Management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary shares while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital and ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. In addition, management identified an error as it relates to the accounting for accrued expenses as of September 30, 2021 and the related general and administrative expenses for the three months ended September 30, 2021.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the period indicated:

	As
	Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Class A ordinary shares subject to possible redemption	$274,897,708	$30,405,302	$305,303,010
Class A ordinary shares	304	(304)	—
Additional paid-in capital	3,954,702	(3,954,702)	—
Retained earnings (accumulated deficit)	1,044,237	(26,450,296)	(25,406,059)
Total shareholders’ equity (deficit)	$5,000,006	$(30,405,302)	$(25,405,296)

Balance Sheet as of June 30, 2021
Class A ordinary shares subject to possible redemption	$260,168,806	$45,134,204	$305,303,010
Class A ordinary shares	451	(451)	—
Additional paid-in capital	18,683,457	(18,683,457)	—
Accumulated deficit	(13,684,665)	(26,450,296)	(40,134,961)
Total shareholders’ equity (deficit)	$5,000,006	$45,134,204	$(40,134,198)

Balance Sheet as of September 30, 2021
Accrual expenses	$5,097,232	$(2,334,252)	$2,762,980
Total current liabilities	5,177,506	(2,334,252)	2,843,254
Total liabilities	41,104,019	(2,334,252)	38,769,767
Accumulated deficit	(40,272,945)	2,334,252	(37,938,693)
Total shareholders’ deficit	$(40,272,182)	$2,334,252	$(37,937,930)

Statement of Operations for the three months ended September 30, 2021
General and administrative expenses	$2,955,246	$(2,334,252)	$620,994
Loss from operations	(2,955,246)	2,334,252	(620,994)
Net income (loss)	(137,984)	2,334,252	2,196,268
Basic and diluted net income per ordinary share, Class A	0.00	0.06	0.06
Basic and diluted net income per ordinary share, Class B	$0.00	$0.06	$0.06

Statement of Operations for the nine months ended September 30, 2021
General and administrative expenses	$6,009,359	$(2,334,252)	$3,675,107
Loss from operations	(6,009,359)	2,334,252	(3,675,107)
Net loss	(5,056,122)	2,334,252	(2,721,870)
Basic and diluted net loss per ordinary share, Class A	(0.13)	0.06	(0.07)
Basic and diluted net loss per ordinary share, Class B	$(0.13)	$0.06	$(0.07)

Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to redemption	$9,810,764	$(9,810,764)	$—

Statement of Cash Flows for the six months ended June 30, 2021
Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to redemption	$(4,897,138)	$4,897,138	$—

Statement of Cash Flows for the nine months ended September 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(5,056,122)	$2,334,252	$(2,721,870)
Changes in operating assets and liabilities
Accrued expenses	$5,097,013	$(2,334,252)	$2,762,761

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

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculations to allocate net income/loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of stock share pro rata in the income/loss of the Company. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months		For the nine months ended
	ended September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,757,014	$439,254	$(2,177,496)	$(544,374)
Denominator:
Basic and diluted weighted average shares outstanding	30,530,301	7,632,575	30,530,301	7,632,575
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.07)	$(0.07)

			For the period
			from May 13, 2020
	For the three months		(inception) through
	ended September 30, 2020		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(246,740)	$(407,892)	$(194,223)	$(471,141)
Denominator:
Basic and diluted weighted average shares outstanding	5,309,618	8,625,000	3,404,255	8,255,357
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.06)	$(0.06)

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

Note 8—Warrant Liabilities

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

Note 9— Fair Value Measurements

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

Note 10—Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

For the three months ended September 30, 2021, we had a net income of $2.2 million which consists primarily of operating and transaction costs of $0.6 million and a gain from the change in fair value of warrant liabilities of $2.8 million.

For the nine months ended September 30, 2021, we had a net loss of $2.7 million which consists of operating and transaction costs of $3.7 million and a gain from the change in fair value of warrant liabilities of $0.9 million.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $(2.0) million.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by September 15, 2022, then the Company will cease all operations except for the purpose of liquidating. Further, as of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $2.0 million. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 15, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 245663), filed in connection with the Company’s Initial Public Offering, declared effective by the SEC on September 10, 2020).

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

As a result of the misstatements described above in our previously filed financial statements, we filed a Form 10-K/A with the SEC on June 10, 2021 to amend and restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from May 13, 2020 (inception) to December 31, 2020.

Management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary shares while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital and ordinary shares. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. These reclassifications impact all filings with the SEC since the Initial Public Offering. In addition, management identified an error as it relates to the accounting for accrued expenses as of September 30, 2021 and the related general and administrative expenses for the three months ended September 30, 2021.

Thus, we have identified material weaknesses in our internal control over financial reporting related to the monitoring procedures associated with the accounting for the matters described above. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. In light of the errors described above, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective as it relates to the monitoring of control activities associated with the errors described above. In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and nine months ended September 30, 2021, were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

None.

Item 1A.Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, as amended by our Forms 10-K/A filed with the SEC on June 10, 2021 and November 22, 2021.

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

Dated: November 22, 2021
	By:	/s/ Edward Hawkes
	Name:	Edward Hawkes
	Title:	Chief Financial Officer (Principal
Financial and Accounting Officer)